Form 10QSB
period 2002-09-30
SIERRA INTERNATIONAL GROUP INC
filed 2002-11-19
CIK 1204486

________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
_______________.

                        Sierra International Group, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                     000-50079                95-4637769
   --------                     ---------                ----------
(State or other           (Commission File No.)        (IRS Employer
 jurisdiction of                                    Identification No.)
 incorporation)

                             Kaertnerring 5-7 Top 4D
                              Vienna, Austria 1010
                             -----------------------
           (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  011-43-1-513 2148

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                     11,300,000
------------------------------                    ------------
     (Title of Class)                   (Number of Shares Outstanding at
                                               November 15, 2002)


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                              3

       Condensed Consolidated Balance Sheets (Unaudited) as
        of September 30, 2002 and December 31, 2001             3

       Condensed Consolidated Statements of Operations
        (Unaudited) for the three months ended September 30,
        2002 and 2001 and for the nine months ended
        September 30, 2002 and 2001                             4

       Condensed Consolidated Satements of Cash Flows
        (Unaudited) for the nine months ended September 30,
        2002 and 2001                                           5

       Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                             7

     Item 2.  Managements Discussion and Analysis or Plan
               of Operation                                    11

     Item 3.  Controls and Procedures                          13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                   13

     Item 6.  Exhibits and Reports on Form 8-K                 13

     Signatures                                                14

     Certifications Pursuant to the Sarbanes-Oxley
      Act of 2002                                              15


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                SIERRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               September 30, December 31,
                                                   2002          2001
                                                ----------    ----------

                                     ASSETS

Current Assets
 Cash                                           $       90    $       57
 Investment in securities available
  for sale                                           4,500        10,500
 Value added tax receivable                         11,732             -
 Other current assets                                3,199         2,823
                                                ----------    ----------
   Total Current Assets                             19,521        13,380
                                                ----------    ----------

Property and Equipment
 Office equipment, net of accumulated
  depreciation of $2,755 and $2,515,
  respectively                                         589         1,387
                                                ----------    ----------
Receivable from Related Parties, net
 of allowance for doubtful accounts of
 $810,195 and $1,594,778, respectively                   -         1,627
                                                ----------    ----------

Total Assets                                    $   20,110    $   16,394
                                                ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
 Accrued liabilities                            $  452,482    $  302,409
 Notes payable to related parties                  358,289       911,059
                                                ----------    ----------

   Total Current Liabilities                       810,771     1,213,468
                                                ----------    ----------

Shareholders' Deficit
 Common stock, $0.0005 par value; 100,000,000
  shares authorized; 11,300,000 shares issued
  and outstanding                                    5,650         5,650
 Additional paid-in capital                      1,269,507     1,269,507
 Unrealized loss on securities available
  for sale                                          (6,000)            -
 Accumulated deficit                            (2,059,818)   (2,472,231)
                                                ----------    ----------
   Total Shareholders' Deficit                    (790,661)   (1,197,074)
                                                ----------    ----------

Total Liabilities and Shareholders' Deficit     $   20,110    $   16,394
                                                ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIERRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                 For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                ----------------------  ----------------------
                                   2002        2001        2002         2001
                                ----------  ----------  ----------  ----------

Revenue                         $        -  $        -  $        -  $        -

Operating costs and expenses
 Exploration costs                       -           -      82,638           -
 General and administrative
  expense                           65,907      11,854     126,390      95,871
 Depreciation expense                  237         147         532         441
                                ----------  ----------  ----------  ----------
Total operating costs
 and expenses                       66,144      12,001     209,560      96,312
                                ----------  ----------  ----------  ----------
Foreign currency exchange
 gain (loss), net                   16,184    (101,051)    (66,145)     46,302
Recovery of receivables from
 related parties and shareholder         -           -    (714,577)          -
Interest expense                    (6,396)     (9,640)    (26,459)    (28,453)
                                ----------  ----------  ----------  ----------

Net Income (Loss)                  (56,356)   (122,692) $  412,413  $  (78,463)
                                ==========  ==========  ==========  ==========
Basic Income (Loss) Per
 Common Share                   $        -  $    (0.01) $     0.04  $    (0.01)
                                ==========  ==========  ==========  ==========

Basic Weighted-Average Common
  Shares Outstanding            11,300,000  11,300,000  11,300,000  11,300,000
                                ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIERRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months
                                                       Ended September 30,
                                                     ------------------------
                                                        2002          2001
                                                     ----------    ----------

Cash Flows From Operating Activities
  Net income (loss)                                  $  412,413    $  (78,463)
  Adjustments to reconcile net income (loss)
   to cash used by operating activities:
     Recovery of receivables from
      related party and shareholder                    (714,577)            -
     Depreciation expense                                   532           441
    Expenses paid by shareholder                         11,468        22,210
    Exploration costs paid by related party              82,638             -
     Foreign currency exchange (gain) loss               66,145       (46,302)
     Interest accrued on notes payable to
      related parties                                    26,063        28,212
    Changes in operating assets and liabilities:
     Value added taxes receivable                       (12,415)            -
      Other current assets                                   52        (4,221)
      Accrued liabilities                               110,598        87,073
                                                     ----------    ----------
     Net Cash Provided by (Used in) Operating
      Activities                                        (17,083)        8,950
                                                     ----------    ----------
Cash Flows From Financing Activities
  Decrease in bank overdraft                                  -        (9,117)
  Proceeds from borrowing from related parties           14,773             -
                                                     ----------    ----------
     Net Cash Provided By Financing Activities           14,773        (9,117)
                                                     ----------    ----------
 Effect of Exchange Rate Changes on Cash                  2,343           482
                                                     ----------    ----------

Net Increase (Decrease) in Cash                              33           315
Cash at Beginning of Period                                  57             -
                                                     ----------    ----------
Cash at End of Period                                $       90    $      315
                                                     ==========    ==========

                                                            (Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIERRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                        For the Nine Months
                                                        Ended September 30,
                                                     ------------------------
                                                        2002           2001
                                                     ----------    ----------

Supplemental Cash Flow Information
  Cash paid for interest                             $      396    $      129
                                                     ==========    ==========
Supplemental Disclosure of Noncash Investing and Financing Activities

During the nine months ended September 30, 2002, the Company offset $339,460 of notes receivable from a shareholder and offset $365,276 of notes receivable from a related party, both of which had previously been impaired by notes payable to related parties. Sierra also offset $9,841 of notes receivable. A resulting $714,577 gain on reversal of the impairment was recognized as a recovery of the bad debt.


The accompanying notes are an integral part of these condensed consolidated financial statements.

         SIERRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Sierra International Group, Inc. and its subsidiaries, McCallan Oil & Gas GesmbH and McCallan Oil & Gas (UK), collectively ("Sierra" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with Sierra's most recent annual financial statements for the years ended December 31, 2001 and 2000, included in the Company's Form 10-SB/A filed with the Securities and Exchange Commission on November 19, 2002. In particular, Sierra's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Principles of Consolidation - The accompanying consolidated financial statements include operations and balances of Sierra, McCallan Oil & Gas GesmbH and McCallan Oil & Gas (UK). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Business Condition -The Company has an accumulated deficit of $2,472,231 and $2,059,818 as of December 31, 2001 and September 30, 2002, respectively. It has suffered losses from operations, exclusive of a gain on the reversal of bad debt expense as described in Note 4, and negative cash flows from operating activities during the nine months ended September 30, 2002. The Company has no ongoing or planned sources of revenue and has impaired substantially all of its investments. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to finance operations through issuance of debt or additional equity securities, the realization of which is not assured.

NOTE 2 - INVESTMENT IN OIL AND GAS PROPERTY INTERESTS

Maseva  Property - During 1998, the Company obtained a 10% interest in  an  oil and gas concession in Slovakia for a $3,079 cash payment. As a result of the Company's periodic assessment of its properties, an impairment loss of $3,079 was recognized during 2001 relating to the Company's Maseva property. During August 2002, the Company's majority partner in the Maseva property failed to make a required concession payment to the Slovak government and the concession rights have terminated.

NOTE 3 - INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

On February 24, 1998, the Company received 50,000 shares of EuroGas, Inc. common stock as satisfaction of a receivable from a former employee. The shares were recorded at cost of $97,220. From 1998 through December 31, 2001, the market value of the stock declined substantially and management determined at certain times that the declines were other-than-temporary. Accordingly, the Company has recognized cumulative impairment charges of $97,220 prior to 2002. The investments in securities available for sale are carried at market value with unrealized losses included in other comprehensive income. The investment in securities consisted of the following at September 30, 2002:


     Original Investment                       $  97,220
     Impairment losses recognized                (86,720)
     Cost                                         10,500
     Gross unrealized losses                      (6,000)
                                               ----------
     Estimated Fair Value                      $   4,500
                                               =========

NOTE 4 - RECEIVABLE FROM RELATED PARTIES

During 1999, the Company transferred its interest in the Wales property to Slovgold GesmbH, a company owned by a principal shareholder of the Company (Slovgold), in exchange for a note receivable in the amount of $796,278. The note was due on demand and bore interest at five percent per annum. The Company rents office space from Slovgold and Slovgold provides administrative services to the Company. During 1999, the Company charged Slovgold $32,805 for expenses paid for Slovgold.

During 2000, the Company charged Slovgold $89,198 for expenses paid for Slovgold and Slovgold charged the Company $40,449 for rent, bookkeeping and other services paid for or provided to the Company. These transactions resulted in a balance receivable from Slovgold at December 31, 2000 of $877,832. At December 31, 2000, the Company determined that the receivable from Slovgold was impaired due to uncertain collectability and provided an allowance against the receivable in the amount of $844,778.

During 2001, Slovgold paid expenses of $31,427 on behalf of the Company, which reduced the balance due from Slovgold to $846,405 before the allowance for doubtful accounts of $844,778. During the six months ended June 30, 2002, Slovgold paid expenses and provided services to the Company in the amount of $11,468. Effective June 30, 2002, Slovgold and the Company agreed to offset $365,276 of notes payable and accrued interest payable to Wolfgang Rauball and Slovgold (see Note 5) against the receivable from Slovgold. Accordingly, the balance due from Slovgold at June 30, 2002 was $469,661. As a result of the reduction in the receivable in 2002, the Company reversed $375,117 of the bad debt allowance as a recovery of the impairment recognized in 2000. The resulting bad debt allowance after the recovery was $469,661, the balance receivable from Slovgold at June 30, 2002.

During 1998, the Company sold non-marketable securities to Oxbridge Ltd., a shareholder of the Company, for an interest bearing receivable from Oxbridge in the amount of $750,000. The advance was due on demand and bore interest at 5% per annum. During the year ended December 31, 2000, the Company determined that the receivable was uncollectable and provided a bad debt allowance against the receivable in the amount of $750,000 with a corresponding charge to operations. Effective June 30, 2002, Oxbridge and the Company agreed to offset $339,460 due to Chemilabco B.V., a subsidiary of Oxbridge (see Note 5) against the receivable from Oxbridge. Accordingly, the balance due from Oxbridge at June 30, 2002 was $410,540 after the offset. As a result of the reduction in the receivable in 2002, the Company reversed $339,460 of the bad debt allowance as a recovery of the allowance recognized in 2000. The remaining bad debt allowance was $410,540 after the recovery, the balance receivable from Oxbridge at June 30, 2002. The balance remains due from Oxbridge Ltd, including interest. However, interest is not being accrued due to the impairment loss recognized.

In 1999, the Company paid for flight training for Kurt Urabl, a prior managing director of the Company. On April 29, 1999, Kurt Urabl signed a promissory note payable to the Company for the repayment of these expenses. The note is for $34,088 and was payable to the Company within one year. During 1999, the Company recognized an impairment loss for the balance of the note. Additionally, the Company owes $7,121 to Kurt Urabl for unpaid wages prior to his termination. The amount payable is in dispute.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

At various times through December 31, 2001, the Company borrowed money from Wolfgang Rauball, a principal shareholder of the Company, in order to meet current operating expenses. These amounts were due on demand and bore interest at five percent per annum. Mr. Rauball paid expenses on behalf of the Company for the investment in Epic (see Note 2), Austrian franchise taxes and other expenses. The balance at June 30, 2002 of $365,276 including accrued interest was offset against the receivable from Slovgold, as discussed further in Note 4.

During July 1999, the Company executed a promissory note in the amount of $292,000 payable to Chemilabco B.V., a subsidiary of Oxbridge Ltd., for cash advances to the Company. The note was due on demand and bore interest at five percent per annum. During the year ended December 31, 2000, Chemilabco B.V. advanced the Company an additional $14,000. At June 30, 2002, the principal balance of $306,000 and accrued interest of $33,460 was offset against the receivable from Oxbridge, as further discussed in Note 4.

During the nine months ended September 30, 2002, EuroGas advanced $111,278 to the Company for payment of Austrian franchise taxes and other expenses. Additionally, EuroGas charged the Company for shared administrative fees. Amounts due to EuroGas were payable in Austrian shillings and are payable in Euro dollars after December 31, 2001. The Company has accrued interest at 5% and recognized foreign exchange gains and losses as a result of changing exchange rates. The balance is due on demand.

Period-end balances of the notes payable to related parties together with accrued interest and the effect of exchange rate changes were as follows:


                                              September 30,
                                                  2002
                                                ---------
     Gotte Financial Consultants, Ltd.          $ 129,454
   EuroGas, Inc.                                  206,740
   Kurt Urabl, unsecured, non-interest
    bearing, due on demand.                         8,194
   Hans Dietmann, unsecured, non-interest
    bearing, due on demand                         13,901
                                                ---------
   Total Notes Payable to Related Parties       $ 358,289
                                                =========

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of unrealized losses of $6,000 on securities available for sale at September 30, 2002, and none at December 31, 2001.

NOTE 7 - COMMITMENTS

Leases -The Company leases office space and shared facilities from a related party on a month-to-month basis. Rent expense was $4,917 and, $4,140 for the nine months ended September 30, 2002 and 2001, respectively.



Item 2.   Managements Discussion and Analysis or Plan of Operation

General
           The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, crude oil, and other minerals. The Company has acquired interests in several exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-QSB are reflected in United States dollars.

           When used herein, the terms the "Company," and "Sierra," include Sierra International Group, Inc. and its wholly owned subsidiaries.


Recent Events

            In August 2002, the Company's partner did not pay a required concession payment and the Company currently believes that all rights in Maseva s.r.o have terminated. The Company has not made any determination as to it rights to proceed to regain the concession or its rights, if any, against its partner.


Plan of Operation

          All oil and gas property interests are presently in the exploration stage and no production has been obtained. The Company intends to make additional acquisitions of rights in oil and gas properties and to enter into agreements with others for the exploration, development, production, marketing and other expansion efforts for its oil and gas properties.

          The Company has interests in unproved oil and gas properties located in Slovakia. A determination was not made, nor has a determination been subsequently made, regarding the extent of any potential oil and gas reserves relating to the Company=s interests in these unproved properties. The capitalized costs of the unproved properties are periodically assessed and adjusted, for financial reporting purposes, for impairment.

          The Company has acquired interests in potential oil and gas projects in proven areas that are in the very early stages of exploration based on management's belief that these projects have sufficient potential for reserves to justify the acquisition and exploration costs. However, none of these projects have been sufficiently developed to establish the existence of significant recoverable hydrocarbons, and the Company does not currently have production or established reserves. The value of the interests held by the Company is entirely dependent on the successful completion of its exploratory activities, of which no assurance can be given.

          The Company's activities carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. The Slovak Republic is in the process of developing capitalistic economies, therefore, many of the laws, regulations and practices with respect to the exploration and development of hydrocarbons have not been time tested or yet adopted. The government has announced attempts to provide opportunities for foreign investment which has been one of the factors encouraging the Company's attention to oil and gas development in the Slovak Republic. Additionally, state agencies and national companies with which the Company now deals have demonstrated a significant degree of stability and reliability. Nonetheless, there remains a risk that any change in the Slovak Republic government, government personnel, or the development of new policies and practices may adversely effect the Company's holdings at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that the Slovak Republic elects to change such mining laws, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in the Slovak Republic, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited.


          The Slovak Republic has, and continues to adopt, laws governing environmental concerns and the Company's drilling and exploration activities are required to be conducted in accordance with these laws. While these laws are not usually as fully developed and detailed as similar laws that exist in the United States, the Company is required to conduct its operations in compliance with such laws and must prepare and submit to the appropriate agency various operational plans, including a discussion of environmental matters, which must be approved before the Company can proceed.

Capital and Liquidity

     The Company had an accumulated deficit of $2,059,818 at September 30, 2002, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities, and by the sale in 1998 of one property to a related party for $1,500,000. At September 30, 2002, the Company had total current assets of $19,521 and total current liabilities of $810,771 resulting in negative working capital of $791,250.

        As a result of borrowing from a related party, the Company's financing activities provided net cash of $14,773 during the nine-month period ended September 30, 2002, while operations used cash of $17,083.

      The Company had cash of $90 at September 30, 2002 As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience dilution of their percentage ownership of the Company.


Inflation

     The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Due to inflationary problems in Eastern Europe that are seen in currency exchange losses, the Company has seen losses on its asset values in those countries.

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

     This Quarterly Report on Form 10-QSB contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words , "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Report on Form 10-SB filed on November 8, 2002. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company's business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.


     The Company's activities are subject to risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern Slovakia is in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself or in government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concession or licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of these countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions  and  licenses  to be forfeited. Many of  the  areas  in  which  the
Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

Item 3. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our President (principal executive officer), and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      There is no material litigation pending or threatened by or against the Company.

Item 6. Exhibits and Reports on Form8-K

     (a)  Exhibits:

99.1 Certification of periodic financial reports

     (b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the reporting quarter.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sierra International Group, Inc.



Dated:


November 14, 2002             By: /s/ Hans D. Dietmann
                              ____________________________
                              Hans D. Dietmann, President
                              (Principal Executive Officer)



November 14,2002:                /s/ Hank Blankenstein
                              ___________________________
                              Hank Blankenstein, Chief Financial Officer
                              (Principal Financial and Accounting Officer)


                              CERTIFICATIONS


I, Hans D. Dietmann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sierra International Group, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Signature: /s/ Hans D. Dietmann
          ________________________________
Name: Hans D. Dietmann
Date: November 14, 2002


I, Hank Blankenstein, certify that:


1.I have reviewed this quarterly report on Form 10-QSB of Sierra
  International Group, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Signature:  /s/ Hank Blankenstein
          ____________________________
Name: Hank Blankenstein
Date: November 14, 2002


