Form 10-Q
period 2010-06-30
SIERRA INTERNATIONAL GROUP INC
filed 2010-08-12
CIK 1204486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

SIERRA INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-50079
(State or other jurisdiction	(Commission File No.)
of incorporation or organization)

14 Wall Street 22nd Floor
New York, NY
10005
(Address of principal executive offices, Zip Code)

(212) 618-1274
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of July 20, 2010, the registrant had 11,300,000 shares of common stock outstanding.

Sierra International Group, Inc.

Item 1. Financial Statements

Sierra International Group, Inc.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by Sierra International Group, Inc. management)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets

Other Receivables	25,000	25,000

TOTAL Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Shareholders Loan	$43,000	$25,000

Total Current Liablities	43,000	25,000

Stockholders' Capital/Deficiency

Common stock, $0.0005 par value; 100,000,000 shares authorized; 11,300,000 shares issued and outstanding	5,650	5,650

Additional paid-in capital	1,269,507	1,269,507

Accumulated deficit	(1,293,157)	(1,275,157)

Total Stockholders' Capital/Deficiency	(18,000)	0

Total Liabilities and Stockholders' Capital/Deficiency	$25,000	$25,000

The accompanying notes are an integral part of these condensed financial statements.

Sierra International Group, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by Sierra International Group, Inc. management)

		For the Six Months Ended
		June 30, 2010		June 30, 2009

Oil and Gas Sales		-		-
		-		-
Depreciation, depletion and amortization			$

General and administrative		$18,000	$

Total Costs and Operating Expenses		$18,000		$0

Other Income (Expenses)

Interest Income	$		$

Other Income

Interest expense	$		$

Total Other Income (Expense)	$		$

Net Profit/Loss		$(18,000)		$0

Basic and Diluted Profit/Loss Per Common Share		$(0.0016)		$(0.00)

Weighted Average Number of Common Shares Used in Per Share Calculation		11,300,000		11,300,000

The accompanying notes are an integral part of these condensed financial statements.

Sierra International Group, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by Sierra International Group, Inc. management)

Six Months Ended
June 30, 2010
Cash Flows From Operating Activities

Net Profit /(Loss)		$(18,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation
Gain on sale of property and equipment

Impairment of mineral interests and equipment

Changes in operating assets and liabilities:		18,000

Changes in other receivables / investment	$
Accrued liabilities	$

Net Cash Used in Operating Activities	$

Cash Flows From Investing Activities		-
Purchases of mineral interests, property and equipment
Proceeds from sale of interest in gas property and equipment		-
Proceeds from sale of investment in fixed-maturity securities		-
Proceeds from sale of securities available for sale
Net Cash Provided by (Used in) Investing Activities

Cash Flows From Financing Activities
Proceeds from issuance of common stock

Proceeds of issuance of notes payable to related parties
Acquisition of treasury stock
Net Cash Provided by (Used in) Financing Activities

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash	$

Cash at Beginning of Period	$

Cash at End of Period	$

The accompanying notes are an integral part of these condensed financial statements.

Sierra International Group, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations Sierra plans the acquisition of rights to explore for and exploit natural gas, unconventional gas, coal bed methane gas, crude oil and minerals in Eastern Europe. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

Business Condition - Sierra has accumulated a deficit of ($1,293,157) through June 30, 2010. At June 30, 2010, the Company had a working capital of $ (18,000) and a capital of $(18,000). These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The critical accounting policies that require management's most significant estimates and judgments include the assessment of recoverability of property and equipment. The actual results experienced by the Company may differ materially from management's estimates.

Note 2 Other Receivables

Other Receivables reflect two retainers with a law firm and an accounting company for future work with a total balance of US $ 25,000 at June 30, 2010.

NOTE 3 — Shareholders Loan

A shareholder has provided a loan with an amount of $ 43,000 for business expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General – Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the six-months periods ended June 30, 2010 and 2009, respectively.

		For the Six Months Ended
		June 30,		June 30,
		2010		2009

Oil and Gas Sales		-		-

Depreciation, depletion and amortization	$		$
General and administrative		$18,000	$

Total Costs and Operating Expenses		$18,000	$

Other Income (Expenses)
Interest Income	$		$
Other Income
Interest expense	$		$

Total Other Income (Expense)	$		$
Net Profit/Loss		$(18,000)	$
Basic and Diluted Profit/Loss Per Common Share		$(0.0016)		$(0.00)
Weighted Average Number of Common Shares Used in Per Share Calculation		11,300,000		11,300,000

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Revenues

The Company had no oil and gas sales for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

Operating Expenses

The Company had operating expenses for the six months ended June 30, 2010 of $ 18,000 and $ 0 for the six months ended June 30, 2009.

Other Income and Expense

The Company had no other income and expenses for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

Income Taxes

Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits.

Net Profit/ Loss

The Company incurred a net profit(loss) of $ (18,000) for the six months ended June 30, 2010 compared to a net profit of $ 0 for the six months ended June 30, 2009.

Capital and Liquidity

The Company had an accumulated deficit of $1,293,157 at June 30, 2010 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2010 the Company had current assets of $ 25,000 and liabilities of $ 43,000 resulting in a working capital of $ (18,000).

Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.

As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company will require additional cash from financing transactions. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

Inflation

The amounts presented in the Company's financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

Factors That May Affect Future Results

This report on Form 10-Q contains forward-looking statements. You can identify forward-looking statements by their use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering the forward-looking statements made in this report, you should keep in mind the risks noted in “Factors That May Affect Future Results” below and other cautionary statements throughout this report. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $ 1,293,157 at June 30, 2010. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.

We are dependent upon financing activities to fund our operations and will continue to require significant funds to meet our obligations and to pursue our business plan.

Sierra has historically been undercapitalized. Actually we have no source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

Most of our outstanding shares are free trading and, if sold in large quantities, may adversely affect the market price for our common stock.

Most of the approximately 11,300,000 shares of common stock issued and outstanding as of June 30, 2010 are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

Sierra has an authorized capital of 100,000,000 shares of common stock with a par value of $0.0005 per share. As of June 30, 2010 there were 11,300,000 shares of common stock issued.

We have not paid any dividends on our common stock and do not expect to pay dividends with respect to the common stock in the near future.

We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders.

You should consider this cautionary warning concerning forward-looking statements in this report

Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the SEC. Those forward-looking statements involve known and unknown risks, uncertainties and other factors, including those discussed above, that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our lack of revenue and our substantial net losses and accumulated deficit, as well as the continuing uncertainty of profitability, the highly competitive industry in which we operate, changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for our products, general economic and business conditions and other factors referenced above.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in many foreign currencies. As a result of the effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows, which it receives from its foreign operations, the Company is subject to foreign exchange rate risks. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. dollars until payments in foreign currency are required, but the Company does not reduce this risk by utilizing hedging activities.

Item 4 Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 1 A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Title of Document	Location

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Incorporated by reference

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sierra International Group, Inc.
(Registrant)

By	/s/ Tyler West
Tyler West
Chief Executive Officer

By	/s Roger Agyagos
Roger Agyagos
Interim Financial Officer

DATE: August 3, 2010